Form 10-K
period 2010-12-31
Volkswagen Auto Loan Enhanced Trust 2008-1
filed 2011-03-31
CIK 1431987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-Accelerated Filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
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
The Servicer complied in all material respects with the servicing criteria applicable to it, except that on April 8, 2010 a systems reporting deficiency caused a batch of payments to be transferred to the collection account on the third business day rather than the two business days as required under the transaction agreements; however, there was no adverse impact to the Noteholders. The above mentioned deficiency was identified during the Company’s daily reconciliation process; however, process verification delayed the transfer.
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
March 28, 2011

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2008-1 By: VW Credit, Inc., as Servicer
By:	/s/Andrew Stuart
Andrew Stuart
Executive Vice President & CFO (senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of KPMG, on behalf of Citibank, N.A.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2010.